Form 10-K405
period 1996-12-31
ENRON CAPITAL TRUST II
filed 1997-03-28
CIK 1029532

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1996

[  ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

                        Commission File Number 1-3423-01

                             ENRON CAPITAL TRUST II
             (Exact name of registrant as specified in its charter)



               Delaware                              76-6122939
     (State or other jurisdiction         (IRS Employer Identification No.)
  of incorporation or organization)


                     1400 Smith Street, Houston Texas 77002
               (Address of principal executive offices) (Zip Code)

                                 (713) 853-6161
              (Registrant's telephone number, including area code)

Securities registered pursuant                    Name of Exchange on
to Section 12(b) of the Act:                       which registered:

8 1/8% Trust Preferred Securities                New York Stock Exchange
        (Title of Class)

           Securities registered pursuant to Section 12(g) of the Act:

                                      None

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                            [X] Yes               [  ] No

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   As of January 31, 1997, the registrant had an aggregate of 6,000,000 8 1/8% Trust Preferred Securities and 186,000 8 1/8% Trust Common Securities outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

                                     PART I


ITEM 1.  BUSINESS.

         Enron Capital Trust II (the "Trust") is a statutory business trust created under the Delaware Business Trust Act, as amended (the "Trust Act"), pursuant to an amended and restated declaration of trust (the "Declaration") and the filing of a certificate of trust with the Secretary of State of the State of Delaware. As of December 31, 1996, the Trust had no assets or operations. On January 16, 1997, the Trust completed its initial public offering of the Trust Preferred Securities described below, as a result of which the Trust's sole assets are 6,186,000 8 1/8% Partnership Preferred Securities ($25 liquidation amount per security) representing an 85% limited partnership interest in Enron Preferred Funding II, L.P., a Delaware limited partnership (the "Partnership"). Ownership of the assets of the Trust is evidenced by an aggregate of 6,000,000 8 1/8% Trust Preferred Securities (the "Trust Preferred Securities"), which are listed and traded on the New York Stock Exchange under the symbol "ENE PrR", and 186,000 Trust Common Securities (the "Trust Common Securities," and, together with the Trust Preferred Securities, the "Trust Securities"), all of which are owned by Enron Corp., a Delaware corporation ("Enron"). The Trust makes distributions on the Trust Securities to the extent it receives distributions from the Partnership on the Partnership Preferred Securities. Payments on the Partnership Preferred Securities represent the sole source of revenue for the Trust. Distributions on the Trust Securities are guaranteed by Enron, but only to the extent that the Trust has available funds to pay such distributions. The Trust was created for the sole purpose of issuing the Trust Securities, investing the proceeds of such issuance in the Partnership Preferred Securities and engaging in only those other activities necessary or incidental thereto. The Trust Securities are subject to redemption at any time on or after March 31, 2002 and earlier in the event of certain tax law changes or other events.

         The general partner of the Partnership is Enron, which owns a 15% general partnership interest in the Partnership. Since completion of the offering of the Trust Preferred Securities on January 16, 1997, the assets of the Partnership have been invested primarily in a $136,450,000 principal amount 7.75% Subordinated Debenture due 2016, Series II of Enron (the "Enron Debenture") and $21,836,000 principal amount 7.75% Debentures due 2016, Series II, of each of Enron Capital & Trade Resources Corp. and Enron Pipeline Company (the "Subsidiary Debentures" and, together with the Enron Debenture, the "Debentures"), each of which is a wholly owned subsidiary of Enron. The obligations under the Subsidiary Debentures are guaranteed by Enron. The respective issuers of the Debentures have certain rights to elect to defer any payments of principal and interest on the Debentures for up to five years at a time. In addition to the Debentures, the Partnership owns an aggregate of approximately $1,851,000 in short-term, investment grade debt securities (the "Eligible Debt Securities"). Under certain circumstances, upon repayment of one or more of the Debentures, the assets of the Partnership may be reinvested in one or more debt securities of Enron or its subsidiaries. Payments of interest and principal on the Enron Debenture and the Subsidiary Debentures (or the guarantees thereof) and the Eligible Debt Securities are the sole source of revenue for the Partnership. The Partnership pays distributions to the Trust as holder of the Partnership Preferred Securities when as and if Enron, as the general partner, determines to do so, although Enron has no obligation to do so.

         For more information concerning the Trust, the Partnership and the rights of the holders of the Trust Securities, see the Amended and Restated Declaration of Trust relating to the Trust, the Amended and Restated Agreement of Limited Partnership relating to the Partnership, the Indentures relating to each of the Debentures and the Guarantee Agreements of Enron with respect to the Trust Preferred Securities, the Partnership Preferred Securities and the Subsidiary Debentures, each of which is included as an exhibit to this Form 10-K.

          Enron, a Delaware corporation organized in 1930, is an integrated natural gas and electricity company headquartered in Houston, Texas. The common stock of Enron is traded on the New York Stock Exchange under the symbol "ENE." Essentially all of Enron's operations are conducted through its subsidiaries and affiliates, which are principally engaged in the gathering, transportation and wholesale marketing of natural gas to markets throughout the United States and internationally through approximately 36,000 miles of natural gas pipelines; the exploration for and production of natural gas and crude oil in the United States and internationally; the production, purchase, transportation and worldwide marketing of natural gas liquids and refined petroleum products; the independent (i.e., non-utility) development, promotion, construction and operation of power plants, natural gas liquids facilities and pipelines in the United States and internationally; and the non-price regulated purchasing and marketing of electricity and other energy related commitments.

      The location of the principal executive offices of the Trust and the Partnership is c/o Enron Corp., 1400 Smith Street, Houston, Texas 77002, and its phone number at such address is (713) 853-6161.

      NOTE: Because the Trust and the Partnership had no assets or liabilities or operations as of December 31, 1996, and because the Trust and the Partnership are special purpose financing entities with no separate business operations, the only assets of the Trust are the Partnership Preferred Securities, and substantially all of the assets of the Partnership consist of a debt security of Enron and debt securities of subsidiaries of Enron that are guaranteed by Enron, the Trust does not believe that financial statements for the Trust or the Partnership are meaningful. Accordingly, financial statements and related financial information have not been included in this Form 10-K. For further information concerning Enron and its subsidiaries, including financial statements and other financial information, see the Annual Report on Form 10-K of Enron for the year ended December 31, 1996 as filed with the Securities and Exchange Commission, a copy of which may be obtained from the corporate secretary of Enron at the address listed on the cover of this Form 10-K.

ITEM 2.  PROPERTIES.

      Not applicable.

ITEM 3.  LEGAL PROCEEDINGS.

      None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      Not applicable.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

      The Trust Preferred Securities were issued on January 16, 1997 and have been listed on the New York Stock Exchange ("NYSE") under the symbol "ENE PrR" since that time. As of March 14, 1997, the approximate number of holders of record of the Trust Preferred Securities was 66. All of the Trust Common Securities are held by Enron.

      The Trust has declared its first scheduled regular quarterly distribution on the Trust Securities of $.4232 per Trust Security payable to holders of record on March 31, 1997, such initial distribution accruing from January 16, 1997, the date of original issuance of the Trust Securities. The Trust expects to pay distributions on the Trust Securities of $.5078 per quarter to the extent the Trust has funds available for the payment of such distributions.

      The Trust issued an aggregate of 186,000 Trust Common Securities to Enron on January 16, 1997 in a transaction exempt from the Securities Act of 1933 pursuant to Section 4(2) thereof.

ITEM 6.  SELECTED FINANCIAL AND OPERATING DATA.

      See Note to Item 1.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      See Note to Item 1.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      See Note to Item 1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          Not Applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

           The Trust is administered by five trustees (the "Trustees"). Three of the Trustees, Keith A. Crane, Susan K. Hodge and Phillip M. Sisneros (the "Regular Trustees") are employees of Enron or its subsidiaries. The fourth trustee is The Chase Manhattan Bank, which is unaffiliated with Enron and acts as indenture trustee for purposes of compliance with the provisions of the Trust Indenture Act (the

"Property Trustee"). The fifth trustee, Chase Manhattan Bank
Delaware, is also unaffiliated with Enron and serves as Delaware Trustee to fulfill a requirement of the Trust Act.


ITEM 11.  EXECUTIVE COMPENSATION.

          The Regular Trustees are not compensated by the Trust or Enron for their services as trustees. The Property Trustee and Delaware Trustee are not compensated by the Trust but are paid customary compensation for their services by Enron.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

          Not applicable.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          Except as described above under Item 1, the Trust is not party to any transactions with affiliates.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

          (a)(1) Financial Statements

          None.

          (a)(2) Financial Statement Schedules

          None.

          (a)(3) List of Exhibits

          4.1 Certificate of Trust (incorporated by reference to Exhibit 4(a) of the Registration Statement on Form S-1 of the Trust (No. 333-18669)).
          4.2 Amended and Restated Declaration of Trust dated as of January 13, 1997
          4.3 Amended and Restated Agreement of Limited Partnership of the Enron Preferred Funding II, L.P. dated as of
                  January 16, 1997
          4.4     Trust Preferred Guarantee Agreement dated as of
                  January 16, 1997
          4.5 Partnership Preferred Guarantee Agreement dated as of January 16, 1997
          4.6 Indenture dated as of January 16, 1997 relating to the Enron's 7.75% Subordinated Debentures due 2016, Series II
          4.7 Indenture dated as of January 16, 1997 relating to Enron Pipeline Company's 7.75% Debentures due 2016, Series II
          4.8 Indenture dated as of January 16, 1997 relating to the Enron Capital & Trade Resources Corp. 7.75% Debentures due 2016, Series II

          4.9 Guarantee Agreement of Enron dated as of January 16, 1997 relating to Enron Pipeline Company's 7.75% Debentures due 2016, Series II
          4.10 Guarantee Agreement of Enron dated as of January 16, 1997 relating to Enron Capital & Trade Resources Corp. 7.75% Debentures due 2016, Series II
          4.11 Form of certificate representing Trust Preferred Securities (included in Exhibit 4.2)
          27.1    Financial Data Schedule

         (b)  Reports on Form 8-K.

         No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      ENRON CAPITAL TRUST II
                                      ----------------------
                                           (Registrant)



Date:  March 28, 1997                 By: /s/ Keith A. Crane
                                        ------------------------------
                                         Name:  Keith A. Crane
                                         Title: Regular Trustee



         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of March 28, 1997.

Name                                     Title
----                                     -----

  /s/ Keith A. Crane                     Regular Trustee
-----------------------------
Keith  A. Crane


   /s/  Susan K. Hodge                   Regular Trustee
-----------------------------
Susan K. Hodge


  /s/ Phillip M. Sisneros                Regular Trustee
-----------------------------
Phillip M. Sisneros

                                 EXHIBIT INDEX

          4.1 Certificate of Trust (incorporated by reference to Exhibit 4(a) of the Registration Statement on Form S-1 of the Trust (No. 333-18669)).
          4.2 Amended and Restated Declaration of Trust dated as of January 13, 1997
          4.3 Amended and Restated Agreement of Limited Partnership of the Enron Preferred Funding II, L.P. dated as of
                  January 16, 1997
          4.4     Trust Preferred Guarantee Agreement dated as of
                  January 16, 1997
          4.5 Partnership Preferred Guarantee Agreement dated as of January 16, 1997
          4.6 Indenture dated as of January 16, 1997 relating to the Enron's 7.75% Subordinated Debentures due 2016, Series II
          4.7 Indenture dated as of January 16, 1997 relating to Enron Pipeline Company's 7.75% Debentures due 2016, Series II
          4.8 Indenture dated as of January 16, 1997 relating to the Enron Capital & Trade Resources Corp. 7.75% Debentures due 2016, Series II
          4.9 Guarantee Agreement of Enron dated as of January 16, 1997 relating to Enron Pipeline Company's 7.75% Debentures due 2016, Series II
          4.10 Guarantee Agreement of Enron dated as of January 16, 1997 relating to Enron Capital & Trade Resources Corp. 7.75% Debentures due 2016, Series II
          4.11 Form of certificate representing Trust Preferred Securities (included in Exhibit 4.2)
          27.1    Financial Data Schedule