Form 10-Q
period 1997-03-31
ENRON CAPITAL TRUST II
filed 1997-05-15
CIK 1029532

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

                                       or

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934


                        Commission File Number: 1-3423-01


                             ENRON CAPITAL TRUST II
             (Exact name of registrant as specified in its charter)

             Delaware                                   76-6122939
 (State or other jurisdiction of                     (I.R.S. Employer
  incorporation or organization)                    Identification No.)



               Enron Bldg.
            1400 Smith Street
              Houston, Texas                               77002
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

                       [X] Yes                            [ ] No

      As of March 31, 1997,  the  Registrant  had an aggregate of 6,000,000
8 1/8% Trust Preferred Securities and 186,000 8 1/8% Trust Common Securities outstanding.


                               Page 1 of 5 Pages

                             ENRON CAPITAL TRUST II

                                    FORM 10-Q

                                      INDEX

                                                                       Page No.
                                                                       --------
PART I  -  FINANCIAL INFORMATION

ITEM 1.        Financial Statements (see Note below)                       3

ITEM 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations (see Note below)        3


PART II  -  OTHER INFORMATION

ITEM 1.        Legal Proceedings                                           4

ITEM 2.        Changes in Securities                                       4

ITEM 3.        Defaults upon Senior Securities                             4

ITEM 4.        Submission of Matters to a Vote of Security Holders         4

ITEM 6.        Exhibits and Reports on Form 8-K                            4


SIGNATURES                                                                 5

                               Page 2 of 5 Pages

Part I         Financial Information

Item 1.        Financial Statements (see Note below)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (see Note below)

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

      NOTE: Because the Trust and the Partnership are special purpose financing entities with no separate business operations, the only assets of the Trust are the Partnership Preferred Securities, and substantially all of the assets of the Partnership consist of a debt security of Enron and debt securities of subsidiaries of Enron that are guaranteed by Enron, the Trust does not believe that financial statements for the Trust or the Partnership are meaningful. Accordingly, financial statements and related financial information have not been included in this Form 10-Q. For further information concerning Enron and its subsidiaries, including financial statements and other financial information, see the Enron Annual Report on Form 10-K for the year ended December 31, 1996, and Enron Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997, as filed with the Securities and Exchange Commission, copies of which may be obtained from the Corporate Secretary of Enron at the address listed on the cover of this Form 10-Q.

                               Page 3 of 5 Pages

Part II        Other Information

Item 1.        Legal Proceedings

               None.

Item 2.        Changes in Securities

               None.

Item 3.        Defaults upon Senior Securities

               None.

Item 4.        Submission of Matters to a Vote of Security Holders

               None.

Item 6.        Exhibits and Reports on Form 8-K

      (a)      Exhibits.

          4.1     Certificate of Trust (incorporated by reference to Exhibit
                  4(a) of the Registration  Statement on Form S-1 of the
                  Trust (No. 333-18669)).
          4.2     Amended and Restated Declaration of Trust dated as of January
                  13, 1997 (incorporated by reference to Exhibit 4.2 to Enron
                  Capital Trust II Form 10-K for the year ended December 31,
                  1996 ("Form 10-K")).
          4.3     Amended and Restated Agreement of Limited Partnership of the
                  Enron Preferred Funding II, L.P. dated as of January 16, 1997
                  (incorporated by reference to Exhibit 4.3 to Form 10-K).
          4.4     Trust Preferred Guarantee Agreement dated as of January 16,
                  1997 (incorporated by reference to Exhibit 4.4  to Form 10-K).
          4.5     Partnership Preferred Guarantee Agreement dated as of
                  January 16, 1997 (incorporated by reference to Exhibit 4.5 to Form 10-K).
          4.6     Indenture dated as of January 16, 1997 relating to the Enron's
                  7.75% Subordinated Debentures due 2016, Series II
                  (incorporated by reference to Exhibit 4.6 to Form 10-K).
          4.7     Indenture dated as of January 16, 1997 relating to Enron
                  Pipeline Company's 7.75% Debentures due 2016, Series II
                  (incorporated by reference to Exhibit 4.7 to Form 10-K).
          4.8     Indenture dated as of January 16, 1997 relating to the Enron
                  Capital & Trade Resources Corp. 7.75% Debentures due 2016,
                  Series II (incorporated by reference to Exhibit 4.8 to Form
                  10-K).
          4.9     Guarantee Agreement of Enron dated as of January 16, 1997
                  relating to Enron Pipeline Company's 7.75% Debentures due
                  2016, Series II (incorporated by reference to Exhibit 4.9
                  to Form 10-K).
          4.10    Guarantee Agreement of Enron dated as of January 16, 1997
                  relating to Enron Capital & Trade Resources Corp. 7.75%
                  Debentures due 2016, Series II (incorporated by reference to
                  Exhibit 4.10 to Form 10-K).
          4.11    Form of certificate representing Trust Preferred Securities
                  (included in Exhibit 4.2).
         27       Financial Data Schedule.

      (b)      Reports on Form 8-K.

               None.

                               Page 4 of 5 Pages

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  ENRON CAPITAL TRUST II
                                                       (Registrant)



Date: May 14, 1997                                By: /s/ Keith A. Crane
                                                     -------------------
                                                     Name:  Keith A. Crane
                                                     Title: Regular Trustee



         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of May 14, 1997.

Name                                                  Title
----                                                  -----
/s/ Keith A. Crane                                    Regular Trustee
-------------------------
Keith  A. Crane


/s/ Susan K. Hodge                                    Regular Trustee
-------------------------
Susan K. Hodge


/s/ Phillip M. Sisneros                               Regular Trustee
-------------------------
Phillip M. Sisneros



                               Page 5 of 5 Pages

                                 EXHIBIT INDEX


                         27 -- Financial Data Schedule