Form 10-Q
period 1997-06-30
ENRON CAPITAL TRUST II
filed 1997-08-14
CIK 1029532

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

                                       or

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

                   [X] Yes                           [   ] No

     As of June 30, 1997, the Registrant had an aggregate of 6,000,000 8 1/8% Trust Preferred Securities and 186,000 8 1/8% Trust Common Securities outstanding.





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

     NOTE: Because the Trust and the Partnership are special purpose financing entities with no separate business operations, the only assets of the Trust are the Partnership Preferred Securities, and substantially all of the assets of the Partnership consist of a debt security of Enron and debt securities of subsidiaries of Enron that are guaranteed by Enron, the Trust does not believe that financial statements for the Trust or the Partnership are meaningful. Accordingly, financial statements and related financial information have not been included in this Form 10-Q. For further information concerning Enron and its subsidiaries, including financial statements and other financial information, see the Enron Annual Report on Form 10-K for the year ended December 31, 1996, and Enron Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997, as filed with the Securities and Exchange Commission, copies of which may be obtained from the Corporate Secretary of Enron at the address listed on the cover of this Form 10-Q.





                               Page 3 of 5 Pages

PART II       OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

              None.

ITEM 2.       CHANGES IN SECURITIES

              None.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

              None.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              None.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

     (a)      EXHIBITS.

         4.1 Certificate of Trust (incorporated by reference to Exhibit 4(a) of the Registration Statement on Form S-3 of the Trust (No. 333-18669)).

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

        27.1     Financial Data Schedule.

     (b)      REPORTS ON FORM 8-K.

              None.


                              Page 4 of 5 Pages

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        ENRON CAPITAL TRUST II
                                           (Registrant)



Date: August 14, 1997                   By: /s/ Keith A. Crane
                                           -------------------------------------
                                            Name:  Keith A. Crane
                                            Title:    Regular Trustee



                                            /s/ Phillip M. Sisneros
                                           -------------------------------------
                                            Name:  Phillip M. Sisneros
                                            Title:    Regular Trustee













                              Page 5 of 5 Pages

                              INDEX TO EXHIBITS

         4.1 Certificate of Trust (incorporated by reference to Exhibit 4(a) of the Registration Statement on Form S-3 of the Trust (No. 333-18669)).

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

        27.1     Financial Data Schedule.