Form 10-Q
period 1997-09-30
ENRON CAPITAL TRUST II
filed 1997-11-14
CIK 1029532

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

                                       or

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

                       [X] Yes                     [ ] No

      As of September 30, 1997, the Registrant had an aggregate of 6,000,000 8 1/8% Trust Preferred Securities and 186,000 8 1/8% Trust Common Securities outstanding.




                               Page 1 of 6 Pages

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



                               Page 2 of 6 Pages

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

         The general partner of the Partnership is Enron, which owns a 15% general partnership interest in the Partnership. Since completion of the offering of the Trust Preferred Securities on January 16, 1997, the assets of the Partnership have been invested primarily in a $136,450,000 principal amount 7.75% Subordinated Debenture due 2016, Series II of Enron (the "Enron Debenture") and $21,836,000 principal amount 7.75% Debentures due 2016, Series II, of each of Enron Capital & Trade Resources Corp. and Enron Pipeline Company (the "Subsidiary Debentures" and, together with the Enron Debenture, the "Debentures"), each of which is a wholly owned subsidiary of Enron. The obligations under the Subsidiary Debentures are guaranteed by Enron. The respective issuers of the Debentures have certain rights to elect to defer any payments of principal and interest on the Debentures for up to five years at a time. In addition to the Debentures, the Partnership owns an aggregate of approximately $2,480,000 in short-term, investment grade debt securities (the "Eligible Debt Securities"). Under certain circumstances, upon repayment of one or more of the Debentures, the assets of the Partnership may be reinvested in one or more debt securities of Enron or its subsidiaries. Payments of interest and principal on the Enron Debenture and the Subsidiary Debentures (or the guarantees thereof) and the Eligible Debt Securities are the sole source of revenue for the Partnership. The Partnership pays distributions to the Trust as holder of the Partnership Preferred Securities when, as and if Enron, as the general partner, determines to do so, although Enron has no obligation to do so.

      NOTE: Because the Trust and the Partnership are special purpose financing entities with no separate business operations, the only assets of the Trust are the Partnership Preferred Securities, and substantially all of the assets of the Partnership consist of a debt security of Enron and debt securities of subsidiaries of Enron that are guaranteed by Enron, the Trust does not believe that financial statements for the Trust or the Partnership are meaningful. Accordingly, financial statements and related financial information have not been included in this Form 10-Q. For further information concerning Enron and its subsidiaries, including financial statements and other financial information, see the Enron Annual Report on Form 10-K for the year ended December 31, 1996, and Enron Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997, as filed with the Securities and Exchange Commission, copies of which may be obtained from the Corporate Secretary of Enron at the address listed on the cover of this Form 10-Q.



                               Page 3 of 6 Pages

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




                               Page 4 of 6 Pages

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               ENRON CAPITAL TRUST II
                                                     (Registrant)



Date:  November 13, 1997                       By: /s/ KEITH A. CRANE
                                                  ------------------------------
                                                   Name:  Keith A. Crane
                                                   Title: Regular Trustee


                                                   /s/ PHILLIP M. SISNEROS
                                                   -----------------------------
                                                   Name:  Phillip M. Sisneros
                                                   Title: Regular Trustee






                               Page 5 of 6 Pages

                                INDEX TO EXHIBITS

        EXHIBIT
          NO.                       DESCRIPTION
          ---                       -----------
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






                               Page 6 of 6 Pages