Form 10-K
period 1997-12-31
ENRON CAPITAL TRUST II
filed 1998-03-31
CIK 1029532

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-K

[X]  Annual Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934
     For the fiscal year ended December 31, 1997

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                Commission File Number 1-3423-01

                     ENRON CAPITAL TRUST II
     (Exact name of registrant as specified in its charter)

           Delaware
 (State or other jurisdiction                76-6122939
of incorporation or organization)  (IRS Employer Identification No.)


        1400 Smith Street, Houston Texas           77002
     (Address of principal executive offices)    (Zip Code)

                         (713) 853-6161
     (Registrant's telephone number, including area code)

Securities registered pursuantName of Exchange on which registered: to Section 12(b) of the Act:

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

   As of March 15, 1998, the registrant had an aggregate of 6,000,000 8 1/8% Trust Preferred Securities and 186,000 8
1/8% Trust Common Securities outstanding.

              DOCUMENTS INCORPORATED BY REFERENCE

None.

                             PART I

ITEM 1.  BUSINESS.

     Enron Capital Trust II (the "Trust") is a statutory business trust created under the Delaware Business Trust Act, as amended (the "Trust Act"), pursuant to an amended and restated declaration of trust (the "Declaration") and the filing of a certificate of trust with the Secretary of State of the State of Delaware. As of December 31, 1996, the Trust had no assets or operations. On January 16, 1997, the Trust completed its initial public offering of the Trust Preferred Securities described below, as a result of which the Trust's sole assets are 6,186,000 8 1/8% Partnership Preferred Securities ($25 liquidation amount per security) representing an 85% limited partnership interest in Enron Preferred Funding II, L.P., a Delaware limited partnership (the "Partnership"). Ownership of the assets of the Trust is evidenced by an aggregate of 6,000,000 8 1/8% Trust Preferred Securities (the "Trust Preferred Securities"), which are listed and traded on the New York Stock Exchange under the symbol "ENE PrR", and 186,000 Trust Common Securities (the "Trust Common Securities," and, together with the Trust Preferred Securities, the "Trust Securities"), all of which are owned by Enron Corp., an Oregon corporation ("Enron"). The Trust makes distributions on the Trust Securities to the extent it receives distributions from the Partnership on the Partnership Preferred Securities. Payments on the Partnership Preferred Securities represent the sole source of revenue for the Trust. Distributions on the Trust Securities are guaranteed by Enron, but only to the extent that the Trust has available funds to pay such distributions. The Trust was created for the sole purpose of issuing the Trust Securities, investing the proceeds of such issuance in the Partnership Preferred Securities and engaging in only those other activities necessary or incidental thereto. The Trust Securities are subject to redemption at any time on or after March 31, 2002 and earlier in the event of certain tax law changes or other events.

     The general partner of the Partnership is Enron, which owns a 15% general partnership interest in the Partnership. Since completion of the offering of the Trust Preferred Securities on January 16, 1997, the assets of the Partnership have been invested primarily in a $136,450,000 principal amount 7.75% Subordinated Debenture due 2016, Series II of Enron (the "Enron Debenture") and $21,836,000 principal amount 7.75% Debentures due 2016, Series II, of each of Enron Capital & Trade Resources Corp. and Enron Pipeline Company (the "Subsidiary Debentures" and, together with the Enron Debenture, the "Debentures"), each of which is a wholly owned subsidiary of Enron. The obligations under the Subsidiary Debentures are guaranteed by Enron. The respective issuers of the Debentures have certain rights to elect to defer any payments of principal and interest on the Debentures for up to five years at a time. In addition to the Debentures, the Partnership owns an aggregate of approximately $1,831,000 in short-term, investment grade debt securities (the "Eligible Debt Securities"). Under certain circumstances, upon repayment of one or more of the Debentures, the assets of the Partnership may be reinvested in one or more debt securities of Enron or its subsidiaries. Payments of interest and principal on the Enron Debenture and the Subsidiary Debentures (or the guarantees thereof) and the Eligible Debt Securities are the sole source of revenue for the Partnership. The Partnership pays distributions to the Trust as holder of the Partnership Preferred Securities when, as and if Enron, as the general partner, determines to do so, although Enron has no obligation to do so.

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

   Enron, an Oregon corporation, is an integrated natural gas and electricity company headquartered in Houston, Texas. The common stock of Enron is traded on the New York Stock Exchange under the symbol "ENE." Essentially all of Enron's operations are conducted through its subsidiaries and affiliates, which are principally engaged in the exploration for and production of natural gas and crude oil in the United States and internationally; the transportation of natural gas through pipelines to markets throughout the United States; the generation and transmission of electricity to markets in the northwestern United States; the marketing of natural gas, electricity and other commodities and related risk management and finance services worldwide; and the development, construction and operation of power plants, pipelines and other energy related assets in international markets.


   The location of the principal executive offices of the Trust and the Partnership is c/o Enron Corp., 1400 Smith
Street, Houston, Texas 77002, and its phone number at such address is (713) 853-6161.

   NOTE: Because the Trust and the Partnership had no assets or liabilities or operations as of December 31, 1996, and because the Trust and the Partnership are special purpose financing entities with no separate business operations, the only assets of the Trust are the Partnership Preferred Securities, and substantially all of the assets of the Partnership consist of a debt security of Enron and debt securities of subsidiaries of Enron that are guaranteed by Enron, the Trust does not believe that financial statements for the Trust or the Partnership are meaningful. Accordingly, financial statements and related financial information have not been included in this Form 10-K. For further information concerning Enron and its subsidiaries, including financial statements and other financial information, see the Annual Report on Form 10-K of Enron for the year ended December 31, 1997 as filed with the Securities and Exchange Commission, a copy of which may be obtained from the Corporate Secretary of Enron at the address listed on the cover of this Form 10-K.


ITEM 2.  PROPERTIES.

   Not applicable.

ITEM 3.  LEGAL PROCEEDINGS.

   None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
         HOLDERS.

   Not applicable.



                            PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS.

   The Trust Preferred Securities were issued on January
16, 1997 and have been listed on the New York Stock Exchange ("NYSE") under the symbol "ENE PrR" since that time. From such date through December 31, 1997, the high and low prices of the Trust Preferred Securities on the NYSE were $26.06 and $24.25, respectively. As of March 14, 1998, the approximate number of holders of record of the Trust Preferred Securities was 66. All of the Trust Common Securities are held by Enron.

   The Trust has declared its first scheduled regular quarterly distribution on the Trust Preferred Securities of $.4232 per Trust Preferred Security payable to holders of record on March 31, 1997, such initial distribution accruing from January 16, 1997, the date of original issuance of the Trust Preferred Securities. During the remainder of 1997, the Trust paid quarterly distributions on the Trust Preferred Securities of $.5078 per quarter, and the Trust expects to continue to pay distributions on the Trust Preferred Securities of $.5078 per quarter to the extent the Trust has funds available for the payment of such distributions.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not Applicable.


                            PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE
          REGISTRANT.

      The Trust is administered by four trustees (the
"Trustees").  Two of the Trustees,  Keith A. Crane and
Phillip M. Sisneros (the "Regular Trustees") are employees of Enron or its subsidiaries. The third trustee is The
Chase Manhattan Bank, which is unaffiliated with Enron and acts as indenture trustee for purposes of compliance with the provisions of the Trust Indenture Act (the "Property
Trustee").  The fourth trustee, Chase Manhattan Bank
Delaware, is also unaffiliated with Enron and serves as Delaware Trustee to fulfill a requirement of the Trust Act.

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


                            PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
          REPORTS ON FORM 8-K.

     (a)(1) Financial Statements

     None.  See Note to Item 1.

     (a)(2) Financial Statement Schedules

     None.  See Note to Item 1.



     (a)(3) List of Exhibits

     4.1 Certificate of Trust (incorporated by reference to Exhibit 4(a) of the Registration Statement on Form
         S-1 of the Trust (No. 333-18669)).
     4.2 Amended and Restated Declaration of Trust dated as of January 13, 1997 (incorporated by reference to Exhibit 4.2 to Enron Capital Trust II Form 10-K for the year ended 1996).
     4.3 Amended and Restated Agreement of Limited
         Partnership of the Enron Preferred Funding II,
         L.P. dated as of January 16, 1997 (incorporated by reference to Exhibit 4.3 to Enron Capital Trust II
         Form 10-K for the year ended 1996).
     4.4 Trust Preferred Guarantee Agreement dated as of
         January 16, 1997 (incorporated by reference to
         Exhibit 4.4 to Enron Capital Trust II Form 10-K for the year ended 1996).
     4.5 Partnership Preferred Guarantee Agreement dated as of January 16, 1997 (incorporated by reference to Exhibit 4.5 to Enron Capital Trust II Form 10-K for the year ended 1996).
     4.6 Indenture dated as of January 16, 1997 relating to the Enron's 7.75% Subordinated Debentures due
         2016, Series II (incorporated by reference to
         Exhibit 4.6 to Enron Capital Trust II Form 10-K for the year ended 1996).
     4.7 Indenture dated as of January 16, 1997 relating to Enron Pipeline Company's 7.75% Debentures due
         2016, Series II (incorporated by reference to
         Exhibit 4.7 to Enron Capital Trust II Form 10-K for the year ended 1996).
     4.8 Indenture dated as of January 16, 1997 relating to the Enron Capital & Trade Resources Corp. 7.75%
         Debentures due 2016, Series II (incorporated by reference to Exhibit 4.8 to Enron Capital Trust II
         Form 10-K for the year ended 1996).
     4.9 Guarantee Agreement of Enron dated as of January
         16, 1997 relating to Enron Pipeline Company's
         7.75% Debentures due 2016, Series II (incorporated by reference to Exhibit 4.9 to Enron Capital Trust
         II Form 10-K for the year ended 1996).
     4.10 Guarantee Agreement of Enron dated as of January 16, 1997 relating to Enron Capital & Trade
         Resources Corp. 7.75% Debentures due 2016, Series
         II (incorporated by reference to Exhibit 4.10 to Enron Capital Trust II Form 10-K for the year ended 1996).
     4.11 Form of certificate representing Trust
          Preferred Securities (included in Exhibit 4.2)
     27.1 Financial Data Schedule

     (b)  Reports on Form 8-K.

     No reports on Form 8-K have been filed during the last quarter of the period covered by this report.


                           SIGNATURES

     Pursuant to the requirements of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              ENRON CAPITAL TRUST II
                                       (Registrant)



Date: March 30, 1998          By: /s/ PHILLIP M. SISNEROS
                              Name:  Phillip M. Sisneros
                              Title: Regular Trustee



     Pursuant to the requirements of the Securities
Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of March 30, 1998.

Name                              Title


/s/ KEITH A. CRANE                Regular Trustee
Keith  A. Crane


/s/ PHILLIP M. SISNEROS           Regular Trustee
Phillip M. Sisneros