Form 10-Q
period 1998-03-31
ENRON CAPITAL TRUST II
filed 1998-05-15
CIK 1029532

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

                          FORM 10-Q


(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

                             or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934


             Commission File Number:  1-3423-01


                   ENRON CAPITAL TRUST II
   (Exact name of registrant as specified in its charter)

            Delaware                        76-6122939
(State or other jurisdiction of          (I.R.S. Employer
 incorporation or organization)        Identification No.)



          Enron Bldg.
       1400 Smith Street
         Houston, Texas                       77002
(Address of principal executive             (Zip code)
            offices)

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

             [X] Yes                  [  ] No

   As of March 31, 1998, the Registrant had an aggregate of 6,000,000 8 1/8% Trust Preferred Securities and 186,000 8
1/8% Trust Common Securities outstanding.

                   ENRON CAPITAL TRUST II

                          FORM 10-Q

                            INDEX

                                                          Page No.

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

     The general partner of the Partnership is Enron, which owns a 15% general partnership interest in the Partnership. Since completion of the offering of the Trust Preferred Securities on January 16, 1997, the assets of the Partnership have been invested primarily in a $136,450,000 principal amount 7.75% Subordinated Debenture due 2016, Series II of Enron (the "Enron Debenture") and $21,836,000 principal amount 7.75% Debentures due 2016, Series II, of each of Enron Capital & Trade Resources Corp. and Enron Pipeline Company (the "Subsidiary Debentures" and, together with the Enron Debenture, the "Debentures"), each of which is a wholly owned subsidiary of Enron. The obligations under the Subsidiary Debentures are guaranteed by Enron. The respective issuers of the Debentures have certain rights to elect to defer any payments of principal and interest on the Debentures for up to five years at a time. In addition to the Debentures, the Partnership owns an aggregate of approximately $1,839,000 in short-term, investment grade debt securities (the "Eligible Debt Securities"). Under certain circumstances, upon repayment of one or more of the Debentures, the assets of the Partnership may be reinvested in one or more debt securities of Enron or its subsidiaries. Payments of interest and principal on the Enron Debenture and the Subsidiary Debentures (or the guarantees thereof) and the Eligible Debt Securities are the sole source of revenue for the Partnership. The Partnership pays distributions to the Trust as holder of the Partnership Preferred Securities when, as and if Enron, as the general partner, determines to do so, although Enron has no obligation to do so.

   NOTE: Because the Trust and the Partnership are special purpose financing entities with no separate business operations, the only assets of the Trust are the Partnership Preferred Securities, and substantially all of the assets of the Partnership consist of a debt security of Enron and debt securities of subsidiaries of Enron that are guaranteed by Enron, the Trust does not believe that financial statements for the Trust or the Partnership are meaningful. Accordingly, financial statements and related financial information have not been included in this Form 10-Q. For further information concerning Enron and its subsidiaries, including financial statements and other financial information, see the Enron Annual Report on Form 10-K for the year ended December 31, 1997, and Enron Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998, as filed with the Securities and Exchange Commission, copies of which may be obtained from the Corporate Secretary of Enron at the address listed on the cover of this Form 10-Q.


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

                              ENRON CAPITAL TRUST II
                                    (Registrant)



Date: May 13, 1998            By:  /s/  KEITH A. CRANE
                                   Name:  Keith A. Crane
                                   Title: Regular Trustee



                                   /s/  PHILLIP M. SISNEROS
                                   Name:  Phillip M. Sisneros
                                   Title: Regular Trustee

                      INDEX TO EXHIBITS

     EXHIBIT
       NO.                DESCRIPTION

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