Form 10-K
period 1999-12-31
ENRON CAPITAL TRUST II
filed 2000-03-30
CIK 1029532

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-K

[X]  Annual Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934
     For the fiscal year ended December 31, 1999

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

Securities registered pursuant      Name of Exchange on which registered:
to Section 12(b) of the Act:

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

   As of March 15, 2000, the registrant had an aggregate of 6,000,000 8 1/8% Trust Preferred Securities and 186,000 8 1/8%
Trust Common Securities outstanding.

              DOCUMENTS INCORPORATED BY REFERENCE

None.

                             PART I

ITEM 1.  BUSINESS.

   Enron Capital Trust II (the "Trust") is a statutory business trust created under the Delaware Business Trust Act, as amended (the "Trust Act"), pursuant to an amended and restated declaration of trust (the "Declaration") and the filing of a certificate of trust with the Secretary of State of the State of Delaware. On January 16, 1997, the Trust completed its initial public offering of the Trust Preferred Securities described below, as a result of which the Trust's sole assets are 6,186,000 8 1/8% Partnership Preferred Securities ($25 liquidation amount per security) representing an 85% limited partnership interest in Enron Preferred Funding II, L.P., a Delaware limited partnership (the "Partnership"). Ownership of the assets of the Trust is evidenced by an aggregate of 6,000,000 8 1/8% Trust Preferred Securities (the "Trust Preferred Securities"), which are listed and traded on the New York Stock Exchange under the symbol "ENE PrR", and 186,000 Trust Common Securities (the "Trust Common Securities," and, together with the Trust Preferred Securities, the "Trust Securities"), all of which are owned by Enron Corp., an Oregon corporation ("Enron"). The Trust makes distributions on the Trust Securities to the extent it receives distributions from the Partnership on the Partnership Preferred Securities. Payments on the Partnership Preferred Securities represent the sole source of cash for the Trust. Distributions on the Trust Securities are guaranteed by Enron, but only to the extent that the Trust has available funds to pay such distributions. The Trust was created for the sole purpose of issuing the Trust Securities, investing the proceeds of such issuance in the Partnership Preferred Securities and engaging in only those other activities necessary or incidental thereto. The Trust Securities are subject to redemption at any time on or after March 31, 2002 or earlier in the event of certain tax law changes or other events.

   The general partner of the Partnership is Enron, which owns a 15% general partnership interest in the Partnership. Since completion of the offering of the Trust Preferred Securities on January 16, 1997, the assets of the Partnership have been invested primarily in a $136,450,000 principal amount 7.75% Subordinated Debenture due 2016, Series II of Enron (the "Enron Debenture") and $21,836,000 principal amount 7.75% Debentures due 2016, Series II, of each of Enron Capital & Trade Resources Corp. and Enron Pipeline Company (the "Subsidiary Debentures" and, together with the Enron Debenture, the "Debentures"), each of which is a wholly owned subsidiary of Enron. The obligations under the Subsidiary Debentures are guaranteed by Enron. The respective issuers of the Debentures have certain rights to elect to defer any payments of principal and interest on the Debentures for up to five years at a time. In addition to the Debentures, the Partnership owns an aggregate of approximately $1,900,000 in short-term, investment grade debt securities (the "Eligible Debt Securities"). Under certain circumstances, upon repayment of one or more of the Debentures, the assets of the Partnership may be reinvested in one or more debt securities of Enron or its subsidiaries. Payments of interest and principal on the Enron Debenture and the Subsidiary Debentures (or the guarantees thereof) and the Eligible Debt Securities are the sole source of revenue for the Partnership. The Partnership pays distributions to the Trust as holder of the Partnership Preferred Securities when and if Enron, as the general partner, determines to do so, although Enron has no obligation to do so.

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

   Enron Corp., an Oregon corporation, is an energy and communications company with headquarters in Houston, Texas. The common stock of Enron is traded on the New York Stock Exchange under the symbol "ENE." Enron's operations are conducted through its subsidiaries and affiliates which are principally engaged in the transportation of natural gas through pipelines to markets throughout the United States; the generation, transmission and distribution of electricity to markets in the northwestern United States; the marketing of natural gas, electricity and other commodities and related risk management and finance services worldwide; the development, construction and operation of power plants, pipelines and other energy related assets worldwide; and the development of an intelligent network platform to provide bandwidth management services and deliver high bandwidth applications.

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

                             PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS.

   The Trust Preferred Securities are listed on the New York Stock Exchange ("NYSE") under the symbol "ENE PrR." From January 16, 1997 through December 31, 1999, the high and low prices of the Trust Preferred Securities on the NYSE were $26.75 and $20.50, respectively. As of March 15, 2000, the approximate number of holders of record of the Trust Preferred Securities was 70. All of the Trust Common Securities are held by Enron.

   On March 31, 1997, the Trust made the first scheduled regular quarterly distribution on the Trust Preferred Securities of $0.4232 per Trust Preferred Security payable, such initial distribution accruing from January 16, 1997, the date of original issuance of the Trust Preferred Securities. During 1999 and 1998, the Trust paid quarterly distributions on the Trust Preferred Securities of $0.5078 per quarter, and the Trust expects to continue to pay distributions on the Trust Preferred Securities of $0.5078 per quarter to the extent the Trust has funds available for the payment of such distributions.

   The Trust issued an aggregate of 186,000 Trust Common
Securities to Enron on January 16, 1997 in a transaction exempt from the Securities Act of 1933 pursuant to Section 4(2) thereof.

ITEM 6.  SELECTED FINANCIAL DATA (UNAUDITED).

                                                   Period from Inception
                         Year Ended December 31,    (January 13, 1997)
                            1999      1998          to December 31, 1997
                            (In Thousands)             (In Thousands)

Revenues                  $12,565   $12,565                $12,042
Income from Continuing
 Operations                12,565    12,565                 12,042
Distributions              12,565    12,565                 12,042

                            As of December 31,
                         1999      1998      1997
                              (In Thousands)

Total Assets          $154,650  $154,650  $154,650
Shareowners' Equity    154,650   154,650   154,650

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

   On January 16, 1997, the Trust issued $150 million of Trust Preferred Securities to the public. The Trust used the proceeds from the offering combined with $4.7 million of proceeds from the issuance of Trust Common Securities to Enron to acquire Partnership Preferred Securities of the Partnership. The proceeds received by the Partnership were invested primarily in 20-year debentures of Enron and two wholly-owned subsidiaries of Enron.

   During 1999, 1998 and 1997, holders of the 6,000,000 Trust Preferred Securities were paid quarterly cash distributions totaling $12.2 million, $12.2 million and $11.7 million, respectively. During 1999, 1998 and 1997, holders of the 186,000 Trust Common Securities were paid quarterly cash distributions totaling $0.4 million per year. On those same quarterly distribution dates, the Trust received quarterly distributions from the Partnership totaling $12.6 million per year for 1999 and 1998 and $12.1 million for 1997.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

   The information required herein is included in this report as set forth in the "Index to Financial Statements" on page F-1.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

   Not Applicable.

                            PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

   The Trust is administered by four trustees. Two of the Trustees, Keith A. Crane and Phillip M. Sisneros (the
"Regular Trustees") are employees of Enron or its subsidiaries. The third trustee is The Chase Manhattan Bank, which is unaffiliated with Enron and acts as indenture trustee for purposes of compliance with the provisions of the Trust Indenture Act (the "Property Trustee"). The fourth trustee, Chase Manhattan Bank Delaware, is also unaffiliated with Enron and serves as Delaware Trustee to fulfill a requirement of the Trust Act.

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

                             PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
FORM 8-K.

   (a)(1) and (2) Financial Statements and Financial Statement
Schedules

   See "Index to Financial Statements" set forth on page F-1.


     (a)(3) List of Exhibits

     4.1  Certificate of Trust (incorporated by reference to
          Exhibit 4(a) of the Registration Statement on Form S-1 of the Trust (No. 333-18669)).
     4.2 Amended and Restated Declaration of Trust dated as of January 13, 1997 (incorporated by reference to Exhibit
          4.2 to Enron Capital Trust II Form 10-K for the year
          ended 1996).
     4.3 Amended and Restated Agreement of Limited Partnership of the Enron Preferred Funding II, L.P. dated as of January 16, 1997 (incorporated by reference to Exhibit
          4.3 to Enron Capital Trust II Form 10-K for the year
          ended 1996).
     4.4 Trust Preferred Guarantee Agreement dated as of January 16, 1997 (incorporated by reference to Exhibit 4.4 to Enron Capital Trust II Form 10-K for the year ended
          1996).
     4.5 Partnership Preferred Guarantee Agreement dated as of January 16, 1997 (incorporated by reference to Exhibit
          4.5 to Enron Capital Trust II Form 10-K for the year
          ended 1996).
     4.6 Indenture dated as of January 16, 1997 relating to the Enron's 7.75% Subordinated Debentures due 2016, Series II (incorporated by reference to Exhibit 4.6 to Enron Capital Trust II Form 10-K for the year ended 1996).
     4.7 Indenture dated as of January 16, 1997 relating to Enron Pipeline Company's 7.75% Debentures due 2016, Series II (incorporated by reference to Exhibit 4.7 to Enron Capital Trust II Form 10-K for the year ended
          1996).
     4.8 Indenture dated as of January 16, 1997 relating to the Enron Capital & Trade Resources Corp. 7.75% Debentures due 2016, Series II (incorporated by reference to
          Exhibit 4.8 to Enron Capital Trust II Form 10-K for the year ended 1996).
     4.9 Guarantee Agreement of Enron dated as of January 16, 1997 relating to Enron Pipeline Company's 7.75% Debentures due 2016, Series II (incorporated by reference to Exhibit 4.9 to Enron Capital Trust II Form 10-K for the year ended 1996).
     4.10 Guarantee Agreement of Enron dated as of January
          16, 1997 relating to Enron Capital & Trade Resources Corp. 7.75% Debentures due 2016, Series II (incorporated by reference to Exhibit 4.10 to Enron Capital Trust II Form 10-K for the year ended 1996).
     4.11 Form of certificate representing Trust Preferred Securities (included in Exhibit 4.2)
     27   Financial Data Schedule

     (b)  Reports on Form 8-K.

     No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

                  INDEX TO FINANCIAL STATEMENTS

                     ENRON CAPITAL TRUST II


Financial Statements of Enron Capital Trust II              Page

   Report of Independent Public Accountants                  F-2

   Income Statement for the years ended December 31,
    1999 and 1998 and the period from inception
    (January 13, 1997) to December 31, 1997                  F-3

   Balance Sheet as of December 31, 1999 and 1998            F-4

   Statement of Cash Flows for the years ended
    December 31, 1999 and 1998 and the period from
     inception (January 13, 1997) to December 31, 1997       F-5

   Statement of Changes in Shareowners' Equity for the
    years ended December 31, 1999 and 1998 and the period
    from inception (January 13, 1997) to December 31, 1997   F-6

   Notes to the Financial Statements                         F-7

   Exhibit 99 - Financial Statements of Enron Preferred
    Funding II, L.P.                                         F-10

Financial Statement Schedules

   Financial statement schedules have been omitted because they are inapplicable as the information required therein is included elsewhere in the financial statements or notes thereto.

          REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Shareowners of Enron Capital Trust II:

We have audited the accompanying balance sheet of Enron Capital Trust II (a Delaware statutory business trust) as of December 31, 1999 and 1998, and the related statements of income, cash flows and changes in shareowners' equity for the years ended December 31, 1999, 1998 and the period from inception (January 13, 1997) through December 31, 1997. These financial statements are the responsibility of the Enron Capital Trust II's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Enron Capital Trust II as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years ended December 31, 1999, 1998 and the period from inception (January 13, 1997) through December 31, 1997, in conformity with accounting principles generally accepted in the United States.


ARTHUR ANDERSEN LLP


Houston, Texas
March 28, 2000

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                      Enron Capital Trust II
                         Income Statement
                          (In Thousands)

                                                    Period from Inception
                          Year Ended December 31,     (January 13, 1997)
                             1999      1998          to December 31, 1997

Revenues from Partnership
 Preferred Securities       $12,565   $12,565              $12,042

Net Income                  $12,565   $12,565              $12,042

The accompanying notes are an integral part of these financial statements.

                      Enron Capital Trust II
                           Balance Sheet
                          (In Thousands)
                                               As of December 31,
                                                1999       1998
ASSETS

Investment in Limited Partnership Interest    $154,650   $154,650

Total Assets                                  $154,650   $154,650


SHAREOWNERS' EQUITY

Shareowners' Equity
  Trust Preferred Securities -
   authorized, issued and outstanding
   6,000,000 securities, $25 liquidation
   value                                      $150,000   $150,000
  Trust Common Securities -
   authorized, issued and outstanding
   186,000 securities, $25 liquidation
   value                                         4,650      4,650

Total Shareowners' Equity                     $154,650   $154,650

The accompanying notes are an integral part of these financial statements.

                      Enron Capital Trust II
                      Statement of Cash Flows
                          (In Thousands)

                                                                  Period from Inception
                                        Year Ended December 31,     (January 13, 1997)
                                            1999      1998         to December 31, 1997

CASH FLOW FROM OPERATING ACTIVITIES:
Reconciliation of Net Income to Net
 Cash Provided by Operating Activities
  Net Income                             $ 12,565   $ 12,565             $  12,042

Net Cash Provided by Operating
 Activities                                12,565     12,565                12,042

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of Partnership
 Preferred Securities                           -          -              (154,650)

Net Cash Used in Investing Activities           -          -              (154,650)

CASH FLOW FROM FINANCING ACTIVITIES:
Issuance of Trust Preferred Securities          -          -               150,000
Issuance of Trust Common Securities             -          -                 4,650
Dividends Paid                            (12,565)   (12,565)              (12,042)

Net Cash Provided by (Used in)
 Financing Activities                     (12,565)   (12,565)              142,608

Increase (Decrease) in Cash and
 Cash Equivalents                               -          -                     -

Cash and Cash Equivalents,
 Beginning of Period                            -          -                     -

Cash and Cash Equivalents,
 End of Period                           $      -   $      -             $       -

The accompanying notes are an integral part of these financial statements.

                      Enron Capital Trust II
            Statement of Changes in Shareowners' Equity
                          (In Thousands)
                                                              Period from Inception
                                    Year Ended December 31,     (January 13, 1997)
                                        1999       1998        to December 31,1997

Trust Preferred Securities
  Balance, Beginning of Period        $150,000   $150,000           $      -
  Issuances (6,000,000 securities)           -          -            150,000
  Balance, End of Period               150,000    150,000            150,000

Trust Common Securities
  Balance, Beginning of Period           4,650      4,650                  -
  Issuances (186,000 securities)             -          -              4,650
  Balance, End of Period                 4,650      4,650              4,650

Retained Earnings
  Balance, Beginning of Period               -          -                  -
  Net Income                            12,565     12,565             12,042
  Dividends:
     Trust Preferred Securities        (12,187)   (12,187)           (11,680)
     Trust Common Securities              (378)      (378)              (362)
  Balance, End of Period              $      -   $      -           $      -

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

1. DESCRIPTION OF THE TRUST

   Enron Capital Trust II (the "Trust") is a statutory business trust created under the Delaware Business Trust Act. Ownership of the assets of the Trust is evidenced by an aggregate of 6,000,000 8.125% Trust Preferred Securities (the "Trust Preferred Securities"), which are listed and traded on the New York Stock Exchange under the symbol "ENE PrR", and 186,000 Trust Common Securities (the "Trust Common Securities" and, together with the Trust Preferred Securities, the "Trust Securities"), all of which are owned by Enron Corp. ("Enron"). The Trust's sole assets are 6,186,000 8.125% Partnership Preferred Securities ($25 liquidation amount per security) representing an 85% limited partnership interest in Enron Preferred Funding II, L.P. (the "Partnership"). The Trust and the Partnership are consolidated subsidiaries of Enron for financial accounting purposes. The Trust makes distributions on the Trust Securities to the extent it receives distributions from the Partnership on the Partnership Preferred Securities, which represents the sole source of cash for the Trust. Enron is obligated to pay all fees and expenses of the Trust and the Partnership.

   The Trust was created for the sole purpose of issuing the Trust Securities, investing the proceeds of such issuance in the Partnership Preferred Securities and engaging in only those other activities necessary or incidental thereto.

   Of the four trustees for the Trust, two are employees or officers of Enron or its affiliates ("the Regular Trustees"), one is a financial institution that acts as indenture trustee for purposes of compliance with the Trust provisions and one is an entity that maintains its principal place of business in Delaware for the purposes of compliance with the Business Trust Act. The Regular Trustees are authorized and directed to conduct the affairs of and to operate the Trust. Enron, at its discretion as holder of the Trust Common Securities, may appoint, remove or replace the trustees.

   In the event of liquidation of the Trust, holders are entitled to receive $25 per Trust Preferred Security plus any accrued and unpaid distributions (together the "Trust
Liquidation Distribution"), unless Partnership Preferred
Securities are distributed to such holders. If the Trust has insufficient assets to pay the Trust Liquidation
Distribution in full, then the holders of the Trust
Preferred Securities will receive distributions on a pro rata basis. The holders of the Trust Common Securities are entitled to receive distributions on liquidation pro rata with the holders of the Trust Preferred Securities, except that under certain events of default the holders of the Trust Preferred Securities will have preference over the holders of the Trust Common Securities with respect to payments upon liquidation of the Trust.

2. DESCRIPTION OF THE PARTNERSHIP

   The general partner of the Partnership is Enron, which owns a 15% general partnership interest in the Partnership. Since completion of the offering of the Trust Preferred Securities on January 16, 1997, the assets of the Partnership have been invested primarily in a $136,450,000 principal amount 7.75% Subordinated Debenture, Series II, due 2016 of Enron (the "Enron Debenture") and $21,836,000 principal amount 7.75% Debentures, Series II, due 2016 (the "Subsidiary Debentures" and, together with the Enron Debenture, the "Debentures"), of each of Enron Capital & Trade Resources Corp. and Enron Pipeline Company, each of which is a wholly-owned subsidiary of Enron. The obligations under the Subsidiary Debentures are guaranteed by Enron. The respective issuers of the Debentures have certain rights to elect to defer any payments of principal and interest on the Debentures for up to five years at a time. In addition to the Debentures, the Partnership owns an aggregate of approximately $1,900,000 in short-term, investment grade debt securities (the "Eligible Debt Securities") as of December 31, 1999 and 1998. Under certain circumstances, upon repayment of one or more of the Debentures, the assets of the Partnership may be reinvested in one or more debt securities of Enron or its subsidiaries. Payments of interest on the Debentures (or the guarantees thereof) and the Eligible Debt Securities are the sole source of revenue for the Partnership. The Partnership pays distributions to the Trust as holder of the Partnership Preferred Securities when and if Enron, as the general partner, determines to do so.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Principles of Consolidation. The Trust, as the limited partner of the Partnership, accounts for its investment in the Partnership under the equity method.

   Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

4. INCOME TAXES

   The Trust is classified for U.S. federal income tax purposes as a grantor trust. For U.S. federal income tax purposes, the Trust is a non-taxable entity and each holder of Trust Preferred Securities and Trust Common Securities is considered the owner of an individual interest in the Partnership Preferred Securities held by the Trust, and each holder is required to include in its gross income its distributive share of income attributable to the Partnership, which generally is equal to such holder's allocable share of amounts accrued on the Partnership Preferred Securities. Accordingly, no recognition has been given to income taxes in the accompanying financial statements.

5. DISTRIBUTIONS

   Holders of the Trust Securities are entitled to receive quarterly cash distributions at an annual rate of 8.125%.
Distributions on the Trust Preferred Securities are guaranteed by Enron, but only to the extent that the Trust has available funds to pay such distributions. Any distributions not paid on the scheduled payment date will accumulate and compound quarterly at a rate per annum equal to 8.125%.

   Neither the Trust Preferred Securities nor the Partnership Preferred Securities have any scheduled maturity but are subject to redemption at any time, upon not less than 30 nor more than 60 days notice, on or after March 31, 2002 or earlier in the event of certain tax law changes or other events.

6. SUMMARIZED FINANCIAL INFORMATION OF THE PARTNERSHIP

   Summarized financial information for the Partnership, accounted for by the equity method, is as follows (in thousands):

                               December 31,
Balance Sheet                 1999      1998

Current Assets             $  1,852   $  1,876
Noncurrent Assets           180,122    180,122
Shareowners' Capital        181,974    181,998

                                             Period from Inception
                   Year Ended December 31,      (January 16,1997)
Income Statement       1999       1998        to December 31,1997

Revenues             $14,051    $14,062             $13,471
Net Income            14,051     14,062              13,471

Exhibit 99 - FINANCIAL STATEMENTS OF ENRON PREFERRED FUNDING
II, L.P.


          REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Partners of Enron Preferred Funding II, L.P.:

We have audited the accompanying balance sheet of Enron Preferred Funding II, L.P. (a Delaware limited partnership) as of December 31, 1999 and 1998, and the related statements of income, cash flows and changes in shareowners' equity for the years ended December 31, 1999, 1998 and the period from inception (January 16, 1997) through December 31,1997.
These financial statements are the responsibility of the Enron Preferred Funding II, L.P.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Enron Preferred Funding II, L.P. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years ended December 31, 1999, 1998 and the period from inception (January 16, 1997) through December 31,1997, in conformity with accounting principles generally accepted in the United States.


ARTHUR ANDERSEN LLP


Houston, Texas
March 28, 2000

                 Enron Preferred Funding II, L.P.
                         Income Statement
                          (In Thousands)

                                             Period from Inception
                   Year Ended December 31,     (January 16,1997)
                        1999     1998         to December 31,1997

Interest Income       $14,051   $14,062            $13,471

Net Income            $14,051   $14,062            $13,471


The accompanying notes are an integral part of these financial statements.

                 Enron Preferred Funding II, L.P.
                           Balance Sheet
                          (In Thousands)

                                             As of December 31,
                                              1999       1998
ASSETS

Cash and Cash Equivalents                   $  1,852   $  1,876
Notes Receivable                             180,122    180,122

Total Assets                                $181,974   $181,998


LIABILITIES AND SHAREOWNERS' EQUITY

Shareowners' Equity
  Partnership Preferred Securities -
   authorized, issued and outstanding
   6,186,000 securities, $25 liquidation
   value                                    $154,650   $154,650
  General Partner Contribution                27,292     27,292
  Retained Earnings                               32         56

Total Liabilities and Shareowners' Equity   $181,974   $181,998

The accompanying notes are an integral part of these financial statements.

                 Enron Preferred Funding II, L.P.
                      Statement of Cash Flows
                          (In Thousands)

                                                                   Period from Inception
                                         Year Ended December 31,     (January 16, 1997)
                                            1999      1998          to December 31, 1997

CASH FLOW FROM OPERATING ACTIVITIES:
Reconciliation of Net Income to Net
 Cash Provided by Operating Activities
  Net Income                             $ 14,051   $ 14,062              $  13,471

Net Cash Provided by Operating
 Activities                                14,051     14,062                 13,471

CASH FLOW FROM INVESTING ACTIVITIES:
Issuance of Notes Receivable                    -          -               (180,122)

Net Cash Used in Investing Activities           -          -               (180,122)

CASH FLOW FROM FINANCING ACTIVITIES:
Issuance of Partnership
 Preferred Securities                           -          -                154,650
General Partner Contribution                    -          -                 27,292
Dividends Paid                            (14,075)   (14,006)               (13,471)

Net Cash Provided by (Used in)
 Financing Activities                     (14,075)   (14,006)               168,471

Increase (Decrease) in Cash and               (24)        56                  1,820
 Cash Equivalents
Cash and Cash Equivalents,
 Beginning of Period                        1,876      1,820                      -

Cash and Cash Equivalents,
 End of Period                           $  1,852   $  1,876              $   1,820

The accompanying notes are an integral part of these financial statements.

                 Enron Preferred Funding II, L.P.
            Statement of Changes in Shareowners' Equity
                          (In Thousands)
                                                                 Period from Inception
                                       Year Ended December 31,     (January 16, 1997)
                                           1999     1998          to December 31,1997

Partnership Preferred Securities
  Balance, Beginning of Period          $154,650  $154,650              $      -
  Issuances (6,186,000 securities)             -         -               154,650
  Balance, End of Period                 154,650   154,650               154,650

General Partner Contribution
  Balance, Beginning of Period            27,292    27,292                     -
  Contribution Received                        -         -                27,292
  Balance, End of Period                  27,292    27,292                27,292

Retained Earnings
  Balance, Beginning of Period                56         -                     -
  Net Income                              14,051    14,062                13,471
  Dividends:
     Partnership Preferred Securities    (12,565)  (12,565)              (12,042)
     General Partner                      (1,510)   (1,441)               (1,429)
  Balance, End of Period                $     32  $     56              $      -

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

1.   DESCRIPTION OF THE PARTNERSHIP

   Enron Preferred Funding II, L.P. (the "Partnership") is a limited partnership that was formed on January 16, 1997 in connection with the creation of Enron Capital Trust II (the "Trust"). Pursuant to the certificate of limited partnership, as amended, and the Limited Partnership Agreement, Enron Corp. ("Enron") is the sole general partner of the Partnership.

   On January 16, 1997 the Partnership issued $154.7 million of Partnership Preferred Securities to the Trust. The Trust is the sole limited partner of the Partnership. The Trust and the Partnership are consolidated subsidiaries of Enron for financial accounting purposes. The Partnership, in turn, used proceeds from the issuance of the Partnership Preferred Securities and general partner contributions of $27.3 million to invest primarily in 20-year debentures of Enron and two wholly-owned subsidiaries of Enron (the "Debentures"). In addition to the Debentures, the Partnership owns an aggregate of approximately $1.9 million in short-term, investment grade debt securities as of December 31, 1999 and 1998. Interest and principal payments related to the Debentures issued by Enron's subsidiaries have been guaranteed, on a subordinated basis, by Enron.

   The Partnership Preferred Securities, which have no scheduled maturity date, are redeemable at the option of Enron, upon notice and in whole or in part, on or after March 31, 2002 or ealier in the event of certain tax law changes or other events, at $25 per Partnership Preferred Security plus any accrued unpaid distributions.

   In the event of liquidation of the Partnership, holders of the Partnership Preferred Securities are entitled to receive $25 per Partnership Preferred Security plus any accrued and unpaid distributions, before any distribution is made to Enron as general partner.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Revenue Recognition. Interest income on the Debentures is recorded on the accompanying Income Statement when due from Enron and its wholly-owned subsidiaries.

   Cash and Cash Equivalents. The Partnership considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

   Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3.   ADMINISTRATION OF THE PARTNERSHIP

   The Partnership is managed by Enron and exists for the sole purpose of (i) issuing its partnership interests, (ii) investing the proceeds thereof in Debentures, and to a lesser extent, certain short-term investments and (iii) engaging in only those other activities necessary or incidental thereto. To the extent that aggregate payments to the Partnership on the Debentures and investments exceed distributions payable with respect to the Partnership Preferred Securities, the Partnership may at times have excess funds which shall be allocated to and may, in Enron's sole discretion, be distributed to Enron. Enron is obligated to pay all fees and expenses of the Trust and the Partnership.

4.   INCOME TAXES

   The Partnership is classified for U.S. federal income tax purposes as a limited partnership. The profit or loss of the Partnership for federal income tax purposes is included in the income tax returns of the partners. Accordingly, no recognition has been given to income taxes in the accompanying financial statements.

5.   DISTRIBUTIONS

   Holders of Partnership Preferred Securities are entitled to receive cumulative cash distributions, if, as and when declared by Enron in its sole discretion out of assets of the Partnership legally available for payment. The distributions payable on each Partnership Preferred Security will be fixed at a rate per annum of 8.125% of the stated liquidation preference of $25 per Partnership Preferred Security. Distributions on the Partnership Preferred Securities are guaranteed by Enron to the extent that the Partnership has available funds to pay such distributions. Distributions not paid on the scheduled payment date will accumulate and compound quarterly at the rate per annum equal to 8.125%.

6.   DEBENTURE RECEIVABLE FROM AFFILIATES

   The Debentures (due 2016), bear interest at 7.75% per annum and are guaranteed by Enron (see Note 1). Of the Debentures purchased, $136.5 million are obligations of Enron, $21.8 million are obligations of an affiliate, Enron Capital & Trade Resources Corp., and another $21.8 million are obligations of another affiliate, Enron Pipeline Company. The Debentures contain redemption provisions that correspond to those applicable to the Partnership Preferred Securities. As of December 31, 1999 and 1998, based on the discounted present value of cash flows, the estimated fair value of the Debentures was $182.3 million and $193.5 million, respectively. Judgment is necessarily required in interpreting market data and the use of different market assumptions or estimation methodologies may affect the estimated fair value amounts.

                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  ENRON CAPITAL TRUST II
                                        (Registrant)



Date:  March 29, 2000             By: PHILLIP M. SISNEROS
                                      Name:  Phillip M. Sisneros
                                      Title: Regular Trustee



     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of March 29, 2000.

Name                              Title


KEITH A. CRANE                    Regular Trustee
Keith  A. Crane


PHILLIP M. SISNEROS               Regular Trustee
Phillip M. Sisneros