Form 10-Q
period 2000-06-30
ENRON CAPITAL TRUST II
filed 2000-08-07
CIK 1029532

UNITED STATES SECURITIES AND EXCHANGE
                         COMMISSION
                   WASHINGTON, D.C. 20549
                          FORM 10-Q



QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2000



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


     As of June 30, 2000, the Registrant had an aggregate of 6,000,000 8.125% Trust Preferred Securities and 186,000
8.125% Trust Common Securities outstanding.


                           1 of 10

                   ENRON CAPITAL TRUST II

                      TABLE OF CONTENTS


                                                           Page No.

PART I. FINANCIAL INFORMATION

   ITEM 1. Financial Statements
       Income Statement - Three Months Ended June 30,
        2000 and 1999 and Six Months Ended June 30,
        2000 and 1999                                          3
       Balance Sheet - June 30, 2000 and December 31, 1999 4 Statement of Cash Flows - Six Months Ended June 30,
        2000 and 1999                                          5
       Notes to Financial Statements                           6

   ITEM 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations       8

PART II. OTHER INFORMATION

   ITEM 1. Legal Proceedings                                   9

   ITEM 2. Changes in Securities                               9

   ITEM 3. Defaults upon Senior Securities                     9

   ITEM 4. Submission of Matters to a Vote of
           Security Holders                                    9

   ITEM 6. Exhibits and Reports on Form 8-K                    9

SIGNATURES                                                   10

                  PART I. FINANCIAL INFORMATION

                  ITEM 1.  FINANCIAL STATEMENTS

                     ENRON CAPITAL TRUST II
                        INCOME STATEMENT
                         (In Thousands)
                           (Unaudited)


                           Three Months Ended   Six Months Ended
                                June 30,            June 30,
                             2000     1999       2000      1999

Revenues from Partnership
 Preferred Securities      $3,142    $3,142    $6,283    $6,283

Net Income                 $3,142    $3,142    $6,283    $6,283

The accompanying notes are an integral part of these financial statements.

           PART I. FINANCIAL INFORMATION - (Continued)

           ITEM 1.  FINANCIAL STATEMENTS - (Continued)

                     ENRON CAPITAL TRUST II
                          BALANCE SHEET
                         (In Thousands)
                           (Unaudited)


                                             June 30,    December 31,
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

              PART I. FINANCIAL INFORMATION - (Continued)

              ITEM 1.  FINANCIAL STATEMENTS - (Continued)

                        ENRON CAPITAL TRUST II
                        STATEMENT OF CASH FLOWS
                            (In Thousands)
                              (Unaudited)


                                              Six Months Ended
                                                  June 30,
                                             2000          1999

CASH FLOW FROM OPERATING ACTIVITIES:
Reconciliation of Net Income to Net
 Cash Provided by Operating Activities
  Net Income                                $6,283        $6,283

Net Cash Provided by Operating Activities    6,283         6,283

CASH FLOW FROM INVESTING ACTIVITIES:
Net Cash Provided by (Used in) Investing
 Activities                                      -             -

CASH FLOW FROM FINANCING ACTIVITIES:
Dividends Paid                              (6,283)       (6,283)

Net Cash Used in Financing Activities       (6,283)       (6,283)

Increase (Decrease) in Cash and
 Cash Equivalents                                -             -

Cash and Cash Equivalents, Beginning
 of Period                                       -             -

Cash and Cash Equivalents, End of Period    $    -        $    -

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

2. DESCRIPTION OF THE PARTNERSHIP

   The general partner of the Partnership is Enron, which owns a 15% general partnership interest in the Partnership. Since completion of the offering of the Trust Preferred Securities on January 16, 1997, the assets of the Partnership have been invested primarily in a $136,450,000 principal amount 7.75% Subordinated Debenture, Series II, due 2016 of Enron (the "Enron Debenture") and $21,836,000 principal amount 7.75% Debentures, Series II, due 2016 (the "Subsidiary Debentures" and, together with the Enron Debenture, the "Debentures"), of each of Enron North America Corp. and Enron Pipeline Company, each of which is a wholly-owned subsidiary of Enron. The obligations under the Subsidiary Debentures are guaranteed by Enron. In addition to the Debentures, the Partnership owns an aggregate of approximately $1,900,000 in short-term, investment grade debt securities (the "Eligible Debt Securities") as of June 30, 2000 and December 31, 1999.

3. SUMMARIZED FINANCIAL INFORMATION OF THE PARTNERSHIP

   Summarized financial information for the Partnership, accounted for by the equity method, is as follows (in thousands):

                            June 30,   December 31,
Balance Sheet                 2000         1999

Current Assets             $  1,850     $  1,852
Noncurrent Assets           180,122      180,122
Partners' Capital           181,972      181,974

                           Three Months Ended   Six Months Ended
                                June 30,            June 30,
Income Statement             2000     1999       2000      1999

Revenues                   $3,519   $ 3,512    $7,034   $ 7,024
Net Income                 $3,519   $ 3,512    $7,034   $ 7,024

         PART I. FINANCIAL INFORMATION - (Concluded)

 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS.
                   ENRON CAPITAL TRUST II


Results of Operations and Changes in Cash Flows

Second Quarter 2000 vs Second Quarter 1999

   On each of the quarters ended June 30, 2000 and 1999, the holders of the 6,000,000 Trust Preferred Securities were paid quarterly cash distributions totaling $3.0 million. On each of June 30, 2000 and 1999, the holder of the 186,000 Trust Common Securities was paid quarterly cash distributions totaling $0.1 million. On these same dates, the Trust received quarterly distributions from the Partnership of $3.1 million related to the Trust's limited partnership interest.

Six Months Ended June 30, 2000 vs. Six Months Ended June 30,
1999

   For the six months ended June 30, 2000 and 1999, the holders of the 6,000,000 Trust Preferred Securities were paid cash distributions totaling $6.1 million. For the six months ended June 30, 2000 and 1999, the holder of the 186,000 Trust Common Securities was paid cash distributions totaling $0.2 million. For these same periods, the Trust received distributions from the Partnership totaling $6.3 million related to the Trust's limited partnership interest.

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


                               ENRON CAPITAL TRUST II
                               (Registrant)


Date:  August 4, 2000      By: BEN GLISAN, JR.
                               Name:  Ben Glisan, Jr.
                               Title: Regular Trustee